Form 10-Q
period 1998-09-30
JONES/OWENS RADIO PROGRAMMING LLC
filed 1998-12-16
CIK 1068221

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998.
                               ------------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________.


                      Commission File Number 333-62077-14



                      Jones/Owens Radio Programming LLC.
--------------------------------------------------------------------------------
               Exact name of registrant as specified in charter


Colorado                                                        #84-1362977
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#


   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
   ------------------------------------------------------------------------
                     Address of principal executive office


                                (303) 792-3111
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                                                                  No   X
   -------                                                             -------


The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                       JONES/OWENS RADIO PROGRAMMING, LLC


                                     INDEX


                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

  Item 1 Financial Statements

    Unaudited Statements of Financial Position
     as of December 31, 1997 and September 30, 1998.........................   2
    Unaudited Statements of Operations
     for the Three and Nine Months Ended September 30, 1997 and 1998........   3

    Unaudited Statements of Cash Flows
     for the Nine Months Ended September 30, 1997 and 1998..................   4
    Notes to Unaudited Financial Statements.................................   5

  Item 2 Management's Discussion and Analysis
   of Financial Condition and Results of Operations.........................   7

                      JONES/OWENS RADIO PROGRAMMING, LLC

                  UNAUDITED STATEMENTS OF FINANCIAL POSITION


                                                                  December 31,   September 30,
                                                                      1997           1998
                                                                  ------------   -------------
 CURRENT ASSETS:
       Cash                                                         $   74,294      $  103,703
       Accounts receivable                                             220,270         472,323

       Allowance for doubtful accounts                                 (17,272)        (21,754)
                                                                    ----------      ----------
         Net accounts receivable                                       202,998         450,569

       Advances to Jones Radio Network Ventures, Inc. (Note 2)         243,105           2,990

       Prepaid expenses                                                 11,724          44,107
                                                                    ----------      ----------
           Total current assets                                        532,121         601,369
                                                                    ----------      ----------

 INTANGIBLE ASSETS:
       Intangible assets                                             1,000,000       1,000,000
       Accumulated amortization                                       (189,980)       (319,964)
                                                                    ----------      ----------
         Net intangible assets                                         810,020         680,036
                                                                    ----------      ----------

           Total assets                                             $1,342,141      $1,281,405
                                                                    ==========      ==========

 CURRENT LIABILITIES:
       Accounts payable and accrued liabilities                     $    2,000      $    2,125
                                                                    ----------      ----------


 MEMBERS' EQUITY:
       Member contributions                                          1,000,000       1,000,000
       Retained earnings                                               340,141         279,280
                                                                    ----------      ----------
           Total members' equity                                     1,340,141       1,279,280
                                                                    ----------      ----------

           Total liabilities and members' equity                    $1,342,141      $1,281,405
                                                                    ==========      ==========

        The accompanying notes to these unaudited financial statements are an integral part of these statements.

                      JONES/OWENS RADIO PROGRAMMING, LLC

                      UNAUDITED STATEMENTS OF OPERATIONS




                                                               For the Three Months             For the Nine Months
                                                               Ended September 30,              Ended September 30,
                                                               1997            1998             1997           1998
                                                           ------------    ------------     ------------   ------------
 REVENUE :
   Radio programming revenue:
       Advertising, net of commissions                         $400,058        $268,895         $936,607       $696,023
       Licensing fees                                             9,312           3,442           30,808         27,325
                                                               --------        --------         --------       --------
         Total radio programming revenue                        409,370         272,337          967,415        723,348
                                                               --------        --------         --------       --------

 OPERATING EXPENSES:
   Radio programming expenses:
       Non-affiliated entities                                  102,503         176,280         237,286         404,597
       Affiliated entities (Note 2)                              74,105          12,056         274,832         173,294
                                                               --------        --------        --------        --------
         Total radio programming expenses                       176,608         188,336         512,118         577,891

   Selling and marketing                                              -          13,215               -         110,174

   General and administrative expenses (Note 2)                  30,827          30,891          95,815          96,144
                                                               --------        --------        --------        --------
         Total operating expenses                               207,435         232,442         607,933         784,209
                                                               --------        --------        --------        --------

 NET INCOME (LOSS)                                             $201,935        $ 39,895        $359,482        $(60,861)
                                                               ========        ========        ========        ========

                      JONES/OWENS RADIO PROGRAMMING, LLC

                      UNAUDITED STATEMENTS OF CASH FLOWS



                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                             1997           1998
                                                                          ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $  359,482    $  (60,861)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Amortization expense                                                    123,315       129,984
     Net change in assets and liabilities:
       Increase in net accounts receivable                                  (543,029)     (247,571)
       Decrease (increase) in prepaid expenses                                21,566       (32,383)
       Increase (decrease) in accounts payable and accrued liabilities          (750)          125
       Net change in advances to/from Jones Radio Network Ventures, Inc.      60,501       240,115
                                                                          ----------    ----------
         Net cash provided by operating activities                            21,085        29,409
                                                                          ----------    ----------

CASH, BEGINNING OF PERIOD                                                          -        74,294
                                                                          ----------    ----------
CASH, END OF PERIOD                                                       $   21,085    $  103,703
                                                                          ==========    ==========

        The accompanying notes to these unaudited financial statements are an integral part of these statements.

                      JONES/OWENS RADIO PROGRAMMING, LLC

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998



(1) ORGANIZATION AND BUSINESS AND BASIS OF PRESENTATION

    Jones/Owens Radio Programming, LLC (the "Company") is a limited liability company which is owned by Jones Radio Network Ventures, Inc. ("JRNV"), an indirect wholly-owned subsidiary of Jones International Networks, Ltd. ("JIN") and Jim Owens and Associates, Inc. ("Owens"). The Company is in the business of developing, producing and distributing short-form and long-form syndicated radio programs.

    The Company commenced operations on October 1, 1996. JRNV contributed $1 million for the purchase of certain intangible assets from Owens (Note 2) to the Company for a 70 percent ownership interest in the Company. Owens contributed certain rights in the Crook and Chase Country CountDown show and certain of their affiliate agreements for a 30 percent ownership interest in the Company. In August 1997, Owens contributed 2/3 of its ownership interest in the Company to JRNV in payment of certain programming and production costs for which Owens was responsible under the original agreement. After this contribution, JRNV and Owens had a 90% and 10% ownership interest, respectively, in the Company. Profits, losses and distributions of the Company have been and will be allocated in accordance with the respective ownership interests of the members.

    In July 1998, JIN issued $100 million of 11 3/4% Senior Secured Notes due July 1, 2005 (the "Notes"), which were fully and unconditionally guaranteed on a joint and several basis by certain of JIN's subsidiaries, including the Company. This Form 10-Q is being filed by the Company in accordance with requirements of the Securities and Exchange Commission pronouncements relating to the obligations of subsidiary guarantors of publicly traded debt securities that are not wholly-owned to file periodic reports under the Securities Exchange Act of 1934 as amended. The Company meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format. The accompanying statements of financial position as of December 31, 1997 and September 30, 1998, the statements of operations for the three and nine months ended September 30, 1997 and 1998, and the statements of cash flows for the nine months ended September 30, 1997 and 1998, are unaudited. This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Statements of Financial Position, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of results for these interim periods. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the entire year, or for any other interim period.

(2) TRANSACTIONS WITH AFFILIATED ENTITIES

    JRNV is an indirect subsidiary of Jones International, Ltd. ("International"). Certain members of management of the Company are also officers or directors of other affiliated entities and, from time to time, the Company may have transactions with these entities. Certain expenses are paid by affiliated entities on behalf of the Company and are allocated at cost based on specific identification or other reasonable methods. Significant transactions with affiliated entities are described below.

    Radio Programming Expense - Jones Radio Network, Inc. ("JRN") distributes radio programming for the Company. For the nine months ended September 30, 1997, JRN charged the Company a fee of approximately $96,000 for radio programming distribution services. The fee represents approximately 10% of the Company's net revenues for the nine months ended September 30, 1997. Beginning in November 1997, this distribution fee was no longer charged by JRN to the Company due to an amendment to the original agreement.

    In addition, Owens produces radio programming for the Company. For the nine months ended September 30, 1997 and 1998, respectively, Owens charged the Company approximately $179,000 and $120,000, respectively, for radio programming services.

    On July 10, 1998, Jones International Networks, Ltd., the parent of JRNV, purchased MediaAmerica, Inc. MediaAmerica, Inc. provided advertising representation services to the Company and was paid approximately $53,000, for the period from July 10, 1998 to September 30, 1998.

    General and Administrative Expenses - the Company reimburses International for certain allocated administrative expenses. These expenses generally consist of salaries and related benefits. Allocations of personnel costs are generally based on actual time spent by affiliated associates with respect to the Company. International and its affiliates charged the Company approximately $15,000 and $11,000 for the nine months ended September 30, 1997 and 1998, respectively, for these administrative expenses.

    Periodically, in the normal course of business, JRNV (1) remits funds on behalf of the Company to third parties and affiliates in payment for products and services purchased by the Company and/or (2) receives funds on behalf of the Company, primarily from affiliates, in payment for products and services provided by the Company. These amounts are then subsequently reimbursed from/to JRNV on a timely basis. Due to their short-term nature, such amounts outstanding with JRNV are classified as a current asset or liability in the accompanying financial statements.

(3) DEFERRED COMMISSIONS

    Sales commissions are amortized over the life of the corresponding agreements from which the sales commission was paid.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     The following discussion of results of the Company's financial condition and results of operations contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Company's actual results may differ significantly from the results predicted in such forward-looking statements.

I OVERVIEW OF OPERATIONS

     The Company creates, develops, acquires and produces radio programming, which it distributes to radio stations. The Company provides radio programming to radio stations in exchange for advertising time that it resells to national advertisers.

     Radio programming revenues consist primarily of advertising revenues and, to a lesser extent, license fees paid by smaller radio station affiliates. License fees from radio stations have remained stable over the past two years, reflecting the Company's decision to focus on obtaining advertising time, instead of license fees, from its affiliated radio stations. The Company generates radio advertising revenues by selling airtime to advertisers who advertise their products or services within Company's radio programming. The Company recognizes advertising revenues upon airing of the advertisements. Any amounts received from customers for radio advertisements that have not been aired during the period are recorded as unearned revenues until such time as the advertisements are aired. Radio station license fees are earned monthly based on each radio station's contractual agreement.

     The Company's operating expenses consist of: (i) radio programming expenses, (ii) selling and marketing expenses, and (iii) general and administrative expenses.

     Radio programming expenses consist of program talent fees, programming development and production costs, distribution and delivery costs and other costs related to the Company's programming. Program licensing and programming development and production costs include the costs of researching, designing, producing, and licensing programs for the Jones Radio Network's programming and other associated programming costs. Radio distribution and delivery costs include compact disc duplication, postage and other associated costs.

     Selling and marketing expenses include salaries, travel and other associated expenses related to the Company's sales and marketing activities, as well as the costs of designing, producing and distributing marketing, advertising and promotional materials.

     General and administrative expenses include personnel and associated costs for the Company's executive management and management staff and operational support and management staff.

II RESULTS OF OPERATIONS

     The following table sets forth the amount of, and percentage relationship to, total net revenues of certain items included in the Company's historical unaudited statements of operations for the three and nine months ended September 30, 1997 and 1998, respectively:


REPORTED RESULTS:
(In thousands, except percent data)

                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                    1997                1998
REVENUES:
  Radio programming - advertising.............. $ 400   98%         $269    99%
  Radio programming - affiliate fees...........     9    2             3     1
                                                -----  ---          ----   ---
    Total revenues.............................   409  100           272   100
                                                -----  ---          ----   ---
OPERATING EXPENSES:
  Radio programming............................   176   43           188    69
  Selling and marketing........................     -    -            13     5
  General and administrative...................    31    8            31    11
                                                -----  ---          ----   ---
    Total operating expenses...................   207   51           232    85
                                                -----  ---          ----   ---
OPERATING INCOME (LOSS)........................ $ 202   49%         $ 40    15%
                                                =====  ===          ====   ===



                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                    1997                1998

REVENUES:
  Radio programming - advertising.............. $ 936   97%         $696    96%
  Radio programming - affiliate fees...........    31    3            27     4
                                                -----  ---          ----   ---
    Total revenues.............................   967  100           723   100
                                                -----  ---          ----   ---
OPERATING EXPENSES:
  Radio programming............................   512   53           578    80
  Selling and marketing........................     -    -           110    15
  General and administrative...................    96   10            96    13
                                                -----  ---          ----   ---
    Total operating expenses...................   608   63           784   108
                                                -----  ---          ----   ---
OPERATING INCOME (LOSS)........................ $ 359   37%         $(61)   (8)%
                                                =====  ===          ====   ===

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1998

     Radio programming revenues decreased $137,000, or 33%, from $409,000 for the three months ended September 30, 1997 to $272,000 for the three months ended September 30, 1998, due to a $131,000, or 33%, decrease in advertising revenues. Advertising revenues decreased primarily due to a decrease in the rate per advertising spot paid by advertisers. Sales of network radio advertising for the three months ended September 30, 1998 were adversely affected by the entry into the market of AMFM, which added approximately 20% more radio advertising inventory to the marketplace, thereby increasing competition for network radio advertising dollars and causing a decrease in the rate per advertising spot paid by advertisers in the first nine months of 1998 compared to the similar period in the prior year. Licensing revenues remained relatively stable at a low level, reflecting the Company's strategy to focus on radio station affiliates with significant audiences, which are generally not charged a license fee. While the Company is experiencing higher advertising spot rates in the third quarter as compared to the first half of 1998, there can be no assurance that future competition from AMFM in the network radio advertising market will not materially adversely effect the Company's radio programming operations.

     Total operating expenses increased $25,000, or 12%, from $207,000 for the three months ended September 30, 1997 to $232,000 for the three months ended September 30, 1998. This increase was due primarily to an increase in radio programming expenses and selling and marketing expenses. As a percentage of total revenues, total operating expenses increased from 51% for the three months ended September 30, 1997 to 85% for the three months ended

September 30, 1998.

     Radio programming expenses increased $12,000, or 7%, from $176,000 for the three months ended September 30, 1997 to $188,000 for the three months ended September 30, 1998, due primarily to a revision in the Operating Agreement for the Company which provides for the Company to bear certain additional programming production expenses directly in lieu of a 10% net revenue management fee charged by JRNV. As a percentage of radio programming revenues, radio programming expenses increased from 43% for the three months ended September 30, 1997 to 69% for the three months ended September 30, 1998.

     Selling and marketing expenses increased by $13,000, from $0 for the three months ended September 30, 1997 to $13,000 for the three months ended September 30, 1998 due to a revision in the Operating Agreement for the Company which provides for the Company to bear certain selling and marketing expenses. As a percentage of total revenues, selling and marketing expenses increased from 0% for the three months ended September 30, 1997 to 5% for the three months ended September 30, 1998.

     General and administrative expenses remained relatively constant for the three months ended September 30, 1997 and 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1998

     Radio programming revenues decreased $244,000, or 25%, from $967,000 for the nine months ended September 30, 1997 to $723,000 for the nine months ended September 30, 1998, due to a $241,000, or 26%, decrease in advertising revenues. Advertising revenues decreased primarily due to a decrease in the rate per advertising spot paid by advertisers. Sales of network radio advertising for the nine months ended September 30, 1998 were adversely affected by the entry into the market of AMFM. Licensing revenues remained relatively stable at a low level, reflecting the Company's strategy to focus on radio station affiliates with significant audiences, which are generally not charged a license fee. While the Company is experiencing higher advertising spot rates in the third quarter as compared to the first half of 1998, there can be no assurance that future competition from AMFM in the network radio advertising market will not materially adversely effect the Company's radio programming operations.

     Total operating expenses increased $176,000, or 29%, from $608,000 for the nine months ended September 30, 1997 to $784,000 for the nine months ended September 30, 1998. This increase was due primarily to increases in radio programming expenses and selling and marketing expenses. As a percentage of total revenues, total operating expenses increased from 63% for the nine months ended September 30, 1997 to 108% for the nine months ended September 30, 1998.

     Radio programming expenses increased $66,000, or 13%, from $512,000 for the nine months ended September 30, 1997 to $578,000 for the nine months ended September 30, 1998, due primarily to an increase in programming production expenses. Programming production expenses increased approximately $59,000 due to a revision in the Operating Agreement of the Company which now provides for the Company to bear certain additional programming production expenses. As a percentage of radio programming revenues, radio programming expenses increased from 53% for the nine months ended September 30, 1997 to 80% for the nine months ended September 30, 1998.

     Selling and marketing expenses increased by $110,000, from $0 for the nine months ended September 30, 1997 to $110,000 for the nine months ended September 30, 1998 due to a revision in the Operating Agreement of the Company which provides for the Company to bear certain selling and marketing expenses directly. As a percentage of total revenues, selling and marketing expenses increased from 0% for the nine months ended September 30, 1997 to 15% for the nine months ended September 30, 1998.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 and 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     JONES/OWENS RADIO PROGRAMMING, LLC
     BY: JONES/ OWENS RADIO PROGRAMMING, LLC
         General Partner

     By: /s/ Jay B. Lewis
         --------------------------------------
         Jay B. Lewis
         Group Vice President/Finance

Dated: December 14, 1998